Form 10-K405
period 2000-12-31
PNC MORT SEC CORP COM MORT PASS THR CERT SER 2000-C1
filed 2001-03-30
CIK 1117475

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                       Commission file number 333-95447-01
                                              ------------

                 TRUST CREATED BY PNC MORTGAGE ACCEPTANCE CORP.

              (under a Pooling and Servicing Agreement dated as of
                   June 1, 2000, which Trust is the issuer of
         Commercial Mortgage Pass-Through Certificates, Series 2000-C1)
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New York                                          36-4394784
--------------------------------                      -------------------------
    (State or other jurisdiction                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)



                               LaSalle Bank, N.A.
                        135 S. LaSalle Street, Suite 1625
                             Chicago, Illinois 60603
                Attention: Asset-Backed Securities Trust Group -
         PNC Mortgage Acceptance Corp. Commercial Mortgage Pass-Through
         ---------------------------------------------------------------
                          Certificates, Series 2000-C1
                          ----------------------------
                     (Address of Principal Executive Office)

     Registrant's telephone number, including area code: (800) 246-5761
                                                         --------------

     Securities registered pursuant to Section 12(b) of the Act: Not applicable.

     Securities registered pursuant to Section 12(g) of the Act: Not applicable.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: Not applicable.

     Number of shares of common stock outstanding as of December 31, 2000: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.   BUSINESS

     The Registrant issued Commercial Mortgage Pass-Through Certificates, Series 2000-C1 (the "Securities") pursuant to a Pooling and Servicing Agreement dated as of June 1, 2000 (the "Cut-off Date") among PNC Mortgage Acceptance Corp., as Depositor, Midland Loan Services, Inc., as Master Servicer, GMAC Commercial Mortgage Corporation, as Special Servicer, LaSalle Bank National Association, as Trustee, and ABN AMRO Bank N.V., as Fiscal Agent. The assets of the Trust consist primarily of a pool of 224 fixed-rate mortgage loans or groups of cross-collateralized and cross-defaulted mortgage loans (the "Mortgage Loans") having an aggregate principal balance as of the Cut-off Date of approximately $801,024,722. The Mortgage Loans are secured by multifamily and commercial properties (each, a "Mortgaged Property"). The Trust was formed on June 1, 2000. Security Holders receive Monthly Reports regarding distributions.

     Further information with respect to the performance of the Trust is summarized in the Monthly Reports to Security Holders, which are filed on Form 8-K.

ITEM 2.   PROPERTIES.

     Information regarding the Mortgaged Properties securing the Mortgage Loans is set forth in the Prospectus Supplement and the Monthly Reports to Security Holders. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loans. As of February 28, 2001, the Trust Fund did not own any real estate. Therefore, this item is inapplicable.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings involving the Trust or, with respect to the Trust or the Mortgage Loans, the Trustee, any custodian, the Master Servicer, the Special Servicer or the Depositor, other than ordinary routine litigation incidental to the Trustee's, any custodian's, the Master Servicer's, the Special Servicer's or the Depositor's duties under the Pooling and Servicing Agreement.


                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Security Holders during the fiscal year covered by this report.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(a) The Registrant's Series 2000-C1 Securities represent non-recourse obligations of the Trust, such Trust having assets which consist of the Mortgage Loans. Strictly speaking, Registrant has no "common equity," but for purposes of
Item 201 of Regulation S-K only, Registrant's Commercial Mortgage Pass-Through Certificates, Series 2000-C1 (the "Securities"), are treated as "common equity."

        (i)    Market Information.  There  is  no  established  public   trading
               market for Registrant's Securities. Registrant believes the Securities are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

        (ii) Holders. The approximate number of registered holders of all classes of Securities as of February 28, 2001 was less than 50.

        (iii) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information about distributions to Security Holders is provided in the Monthly Reports to Security Holders, which are filed on Form 8-K, for each month of the fiscal year in which a distribution to Security Holders was made.

(b)  Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not Applicable. Because of the limited activities of the Trust, information with respect to the performance of the Trust is summarized in the Monthly Reports to Security Holders, which are filed on a monthly basis on Form 8-K.

     Each Mortgage Loan, and each group of cross-collateralized or cross-defaulted Mortgage Loans, had an aggregate principal balance of less than 10% of the aggregate principal balance of the Mortgage Loans as of the Cut-off Date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Not applicable. The information required by item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Security Holders. Information concerning the Mortgage Loans and distributions to the Security Holders is contained in the Monthly Reports to Security Holders which are filed on Form 8-K, and in the Annual Statement of Compliance and the Management's Report of Compliance filed under Item 14 of Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not Applicable. Because of the limited activities of the Trust, information with respect to the Trust is summarized in the Monthly Reports to Security Holders, which are filed on Form 8-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Not applicable.  The Trust does not have officers or directors.  Therefore,
the   information   requested  by  items  401  and  405  of  Regulation  S-K  is inapplicable.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not applicable. The Trust does not have officers or directors. Therefore, the information requested by item 402 of Regulation S-K is inapplicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      (a) Security ownership of certain beneficial owners. Not applicable. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Securities generally do not have the right to vote and are prohibited from taking part in management of the Trust. Therefore, the information requested by item 403(a) of Regulation S-K is inapplicable.

      (b) Security ownership of management. Not applicable. The Trust does not have any officers or directors. Therefore, the information requested by item 403(b) of Regulation S-K is inapplicable.

      (c) Changes in control. Not applicable. Because Security Holders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than with respect to certain required consents to amendments to the Pooling and Servicing Agreement and the ability of holders of specified amounts of the Securities to act as a group in the event of the occurrence of certain events which if continuing would constitute events of default under the Pooling and Servicing Agreement, the information requested with respect to item 403(c) of Regulation S-K is inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable. The Trust does not have officers or directors and under the Pooling and Servicing Agreement governing the Trust, the holders of the Securities generally do not have the right to vote. Therefore, the information requested by items 404 of Regulation S-K is inapplicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  The following is a list of documents filed as part of this report:

          EXHIBITS

          *4.1     Pooling and Servicing  Agreement  dated  as of  June 1, 2000

                    (hereby   incorporated   by  reference as  Exhibit  4.1   to
                    Registrant's Current Report on Form 8-K dated June 29, 2000 and filed July 13, 2000).

          99.1 Master Servicer's Annual Statement as to Compliance for the year ended December 31, 2000.

          99.2 Special Servicer's Annual Statement as to Compliance for the year ended December 31, 2000.

          99.3 Independent Auditor's Report for Midland Loan Services, Inc. for the year ended December 31, 2000.

          99.4 Independent Auditor's Report for GMAC Commercial Mortgage Corporation for the year ended December 31, 2000.

          99.5 Management's Report of Compliance for Midland Loan Services, Inc. for the year ended December 31, 2000.

          99.6     Management's  Report  of  Compliance  for   GMAC  Commercial
                    Mortgage  Corporation  for the year ended December 31, 2000.


          -------------------
          * Asterisk indicates exhibits incorporated by reference as indicated.


     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by the Report:

     Current Report on Form 8-K dated October 15, 2000   (filing monthly
                                                         Statements to Security
                                                         Holders)
     Current Report on Form 8-K dated November 15, 2000  (filing  monthly
                                                         Statements to Security
                                                         Holders)
     Current Report on Form 8-K dated December 15, 2000  (filing  monthly
                                                         Statements to Security
                                                         Holders)

          The following reports on Form 8-K describes an event which occurred, in part, during the last quarter of the period covered by this Report:

     Current Report on Form 8-K dated January  16, 2001  (filing  monthly
                                                         Statements to Security
                                                         Holders regarding
                                                         distributions made on
                                                         January 16, 2001)

     (c) The exhibits required to be filed by Registrant pursuant to item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d)  Not  Applicable.   The  Trust  does  not  have  any   subsidiaries  or
          affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                    BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No Annual report, proxy statement, form of proxy or other soliciting material has been sent to Security Holders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                    SIGNATURE


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               MIDLAND LOAN SERVICES, INC., not in its individual capacity but solely as a duly authorized agent of Registrant pursuant to
               Section 3.20 of the Pooling and Servicing Agreement dated as of June 1, 2000.

                        By:    /s/ Lawrence D. Ashley
                               ------------------------------------
                        Name:  Lawrence D. Ashley
                        Title: Senior Vice President


Date:  March 27, 2001

                                  EXHIBIT INDEX

EXHIBIT         DOCUMENT


*4.1 Pooling and Servicing Agreement dated as of June 1, 2000 (hereby incorporated by reference as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 29, 2000 and filed July 13, 2000).

99.1 Master Servicer's Annual Statement as to Compliance for the year ended December 31, 2000.

99.2 Special Servicer's Annual Statement as to Compliance for the year ended December 31, 2000.

99.3 Independent Auditor's Report for Midland Loan Services, Inc. for the year ended December 31, 2000.

99.4           Independent  Auditor's  Report  for   GMAC   Commercial  Mortgage
               Corporation for the year ended December 31, 2000.

99.5           Management's Report of Compliance for Midland Loan Services, Inc.
               for the year ended December 31, 2000.

99.6 Management's Report of Compliance for GMAC Commercial Mortgage Corporation for the year ended December 31, 2000.

--------------------
*       Asterisk indicates exhibits incorporated by reference as indicated.